Form 10-Q
period 2011-06-30
FactorShares 2X: Oil Bull/S&P500 Bear
filed 2011-08-15
CIK 1482878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________N/A________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|	Accelerated Filer |_|

Non-Accelerated Filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes |_| No |X|

Indicate the number of outstanding Shares as of July 31, 2011: 200,040 Shares.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

TABLE OF CONTENTS

______________________

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statement of Financial Condition
June 30, 2011 (unaudited)

Assets

Short-term investments, at fair value (cost $1,052)	$1,052
Cash	13,847
Cash held by broker	4,808,498
Due from related parties	41,102

Total assets	4,864,499

Liabilities and shareholders’ capital

Payable on open futures contracts	$625,640
Due to related parties	4,785
Accrued liabilities	76,725

Total liabilities	707,150

Shareholders’ capital

Paid-in-capital	5,026,802
Accumulated earnings (deficit)	(869,453)

Total shareholders’ capital	4,157,349

Total liabilities and shareholders’ capital	$4,864,499

Shares outstanding	200,040

Net asset value per share	$20.78

Market value per share	$20.55

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Schedule of Investments
June 30, 2011 (unaudited)

DESCRIPTION	Principal Amount	Fair Value

Short-Term Investments (0.0% of shareholders’ capital)

Money Market Funds (0.0% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital	$ 1,052	$1,052

Total Short-Term Investments
(Cost $1,052)		$1,052

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2011	Unrealized Appreciation/ (Depreciation)

U.S. Futures

Futures Contracts Purchased
Light Sweet Crude Oil Futures, AUG11	87	$8,717,807	$8,301,540	$(416,267)

Futures Contracts Sold
S & P 500 E Mini Index Futures, SEPT11	127	$8,144,052	$8,353,425	$(209,373)

				$(625,640)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended June 30, 2011 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

Investment Income	For the Three Months ended June 30, 2011	For the Period from February 22, 2011* to June 30, 2011

Interest Income	$527	$872
Other Income	900	2,250

Total Investment Income	1,427	3,122

Expenses
Management fee	9,364	14,073
Brokerage commission and fees	3,592	4,785
Audit fees	22,444	46,507
Legal fees	2,396	10,990
Tax Return preparation fees	5,200	17,231
Administrative/Accounting/Custodian fees	15,291	17,296
Listing and Calculation Agent fees	4,502	4,502
Printing and Postage	4,794	6,239
Distribution fees	2,956	3,456
Insurance	3,940	4,272
Other Expenses	957	2,739

Total Expenses	75,436	132,090
Less – reduction in management fee	(9,364)	(13,150)
Less – expense reimbursement	(41,102)	(63,507)

Net Expenses	24,970	55,433

Net Investment Income/(Loss)	(23,543)	(52,311)

Net Realized and Unrealized Gain/(Loss) on Investment Activity

Net Realized Gain/(Loss)
Futures Contracts	(678,744)	(191,502)
Change in Unrealized Gain/(Loss)
Futures Contracts	(640,975)	(625,640)

Net realized and unrealized gain/(loss)	(1,319,719)	(817,142)

Net Income/(Loss)	$(1,343,262)	$(869,453)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statement of Changes in Shareholders’ Capital
For the Period from February 22, 2011* to June 30, 2011 (unaudited)

Shareholders’ Capital at beginning of period	$1,000

Increase/(decrease) in Shareholders’ Capital resulting from
share transactions
Addition of 400,000 shares	10,085,273
Redemption of 200,000 shares	(5,059,471)

Net increase/(decrease) in Shareholders’ Capital resulting from
share transactions	5,025,802

Increase/(decrease) in Shareholders’ Capital from operations
Net investment income (loss)	(52,311)
Net realized gain (loss)	(191,502)
Change in net unrealized appreciation/(depreciation)	(625,640)

Increase/(decrease) in Shareholders’ Capital from operations	(869,453)

Shareholders’ Capital at end of period	$4,157,349

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statement of Cash Flows
For the Period from February 22, 2011* to June 30, 2011 (unaudited)

Cash flows used in operating activities:

Net income/(loss)	$(869,453)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Increase in segregated cash balances for futures agreements	(4,808,498)
Net purchase of investments	(180)
Accretion of discount on United States Treasury Obligations	(872)
Increase in due from related parties	(41,102)
Increase in payable on open futures contracts	625,640
Increase in due to related parties	4,785
Increase in accrued liabilities	76,725

Net cash used in operating activities	(5,012,955)

Cash flows provided by financing activities:
Proceeds from sale of shares	10,085,273
Paid on redemption of shares	(5,059,471)

Net cash provided by financing activities	5,025,802

Net increase in cash	12,847
Cash, beginning of period	1,000

Cash, end of period	$13,847

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited)

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple (+200% or -200%) of the period return of the corresponding benchmark and will likely differ significantly. Investors should monitor their Fund holdings consistent with their strategies, as frequently as daily.

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

     The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. The Fund’s Prospectus dated February 22, 2011, as amended, should be read in conjunction with these interim financial statements. Interim period results are not necessarily indicative of results for a full-year period.

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

     (c) Cash

     The cash amount shown in the Statement of Financial Condition dated June 30, 2011 represents non-segregated cash with the custodian.

     (d) Cash Held by Broker

     The Fund’s arrangement with Interactive Brokers, LLC (the “Commodity Broker”) requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. These amounts are shown as Cash held by broker in the Statement of Financial Condition. The Fund deposits cash and United States Treasury Obligations with the Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized gain or loss on open futures contracts represents the Fund’s overall equity in its brokerage trading account. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker and is recorded on the accrual basis.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     (e) Final Net Asset Value for Fiscal Period

     The calculation time of the Fund’s final net asset value for creation and redemption of fund shares for the period ended June 30, 2011 was at 2:30 p.m. Eastern Time.

     Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 2:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the period from February 24, 2011 through June 30, 2011.

     Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

     For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2011.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

     The following table summarizes the valuation of investments at June 30, 2011 using the fair value hierarchy:

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	$ -	$ -	$(625,640) b	$(625,640)
Level II – Other Significant Observable Inputs	-	1,052 a	-	1,052
Total	$ -	$1,052 a	$ (625,640)	$(624,588)

a – Included in Short-term investments in the Statement of Financial Condition.
b – Included in Receivable and Payable on open futures contracts in the Statement of Financial Condition.

     There were no Level III type holdings at June 30, 2011.

     During the period February 22, 2011 to June 30, 2011, there were no significant transfers between Level I and Level II.

     The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those securities.

     (h) Investment Transactions and Related Income

     Investment transactions are recorded on the trade date. All such transactions are recorded on the identified cost basis, with the exception of futures transactions which are recorded on the average cost basis, and marked to market daily. Unrealized appreciation/depreciation on open futures contracts is reflected in Receivable / Payable on open futures contracts in the Statement of Financial Condition and the change in the unrealized appreciation/depreciation between periods is reflected in the Statements of Operations. Discounts on short-term securities purchased are accreted daily and reflected as Interest Income in the Statements of Operations.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

(3) Investments

     (a) Short-Term Investments

     The Fund may purchase U.S. Treasury Bills, agency securities, money market funds and other high-credit quality short-term fixed income or similar securities with original maturities of one year or less. A portion of these investments may be used as margin for the Fund’s trading in futures contracts.

     (b) Derivative Instruments

     In seeking to achieve the Fund’s investment objective, the Managing Owner uses a mathematical approach to investing. Using this approach, the Managing Owner determines the type, quantity and mix of investment positions that the Managing Owner believes in combination should produce daily returns consistent with the Fund’s objective.

     All open derivative positions at June 30, 2011 for the Fund are disclosed in the Schedule of Investments and the notional value of these open positions relative to shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting period for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

Fair Value of Derivative Instruments
As of June 30, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation

Commodities Risk	-	-	Payable on open futures contracts	$(416,267)*
Equity Risk	-	-	Payable on open futures contracts	$(209,373)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations
For the Three Months Ended June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(615,164)	$(709,000)

Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(63,580)	$68,025

The futures contracts open at June 30, 2011 are indicative of the activity for the three months ended June 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations
For the Period February 22, 2011 to June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income

Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(231,361)	$(416,267)

Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$39,859	$(209,373)

The futures contracts open at June 30, 2011 are indicative of the activity for the period February 22, 2011 to June 30, 2011.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

     The reduction in management fee, pursuant to the undertaking, amounted to $9,364 for the three months ended June 30, 2011 and $13,150 for the period from February 22, 2011 to June 30, 2011.

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

     The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,956 for the three months ended June 30, 2011 and $3,456 for the period from February 22, 2011 to June 30, 2011 as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

     The Managing Owner does not expect brokerage commissions and fees to exceed 0.19% of the net asset value of the Fund in any year, although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater. The effects of trading spreads, financing costs associated with financial instruments, and costs relating to the purchase of U.S. Treasury Securities or similar high credit quality short-term fixed-income or similar securities are not included in the foregoing analysis. The brokerage commission and fees amounted to $3,592 for the three months ended June 30, 2011 and $4,785 for the period from February 22, 2011 to June 30, 2011 as disclosed in the Statements of Operations.

     (e) The Trustee

     Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $622 for the three months ended June 30, 2011 and $879 for the period from February 22, 2011 to June 30, 2011 which is included in Other Expenses in the Statement of Operations.

     (f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

     The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $75,436 for the three months ended June 30, 2011 and $132,090 for the period from February 22, 2011 to June 30, 2011.

     The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $41,102 for the three months ended June 30, 2011 and $63,507 for the period from February 22, 2011 to June 30, 2011.

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

     For the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

     (h) Extraordinary Fees and Expenses

     The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

     (a) Transaction Fees on Creation and Redemption Transactions

     In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statement of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $900 for the three months ended June 30, 2011 and $2,250 for the period from February 22, 2011 to June 30, 2011 in AP Transaction Fees.

     (b) Share Transactions

Summary of Share Transactions for the Period from February 22, 2011 to June 30, 2011

	Shares	Paid in Capital
Shares Sold	400,000	$10,085,273
Shares Redeemed	(200,000)	(5,059,471)
Net Increase/(Decrease)	200,000	$ 5,025,802

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

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

(8) Indemnifications

     The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

     The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Notes to Financial Statements
June 30, 2011 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

     The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the three months ended June 30, 2011 and for the period from February 22, 2011 to June 30, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended June 30, 2011	For the Period from February 22, 2011* to June 30, 2011

Net Asset Value
Net asset value per Share, beginning of period	$ 27.50	$ 25.00
Net investment income/(loss)	(0.12)	(0.25)
Net realized and unrealized gain/(loss)	(6.60)	(3.97)

Net income/(loss)	(6.72)	(4.22)
Net asset value per Share, end of period	$ 20.78	$ 20.78

Market value per Share, end of period	$ 20.55	$ 20.55

Ratios to average Net Assets [a]
Expense ratio [b]	2.00%	2.95%

Expense ratio before waiver / reimbursement	6.04%	7.04%

Net investment income/(loss)	(1.89)%	(2.79)%

Total Return, at net asset value [c]	(24.44)%	(16.88	)% [d]

Total Return, at market value [c]	(25.00)%	(19.19	)% [d]

a	Percentages are annualized.

b	As of March 4, 2011 Fund expenses have been capped at 2% of average net assets as disclosed in Note 4(a).

c	Percentages are not annualized.

d

Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

(11) Subsequent Events

     As of July 18, 2011, the Managing Owner has voluntarily agreed to waive receipt of its management fees and/or assume the expenses of the Fund so that Fund expenses will not exceed an annual rate of 2.99% of the value of the Fund’s average daily net assets.

     As of August 1, 2011, the Managing Owner has discontinued the voluntary waiver of management fees and reimbursement of expenses mentioned in the preceding paragraph. The annualized ratio before the waiver of management fees and reimbursement of expenses for the month ended July 31, 2011 is estimated to have been 8%. Expense ratios will vary in the future based upon fluctuations in average net assets.

     The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as mentioned above.

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

Overview of the Sub-Indexes

Sub-Indexes and Index Futures Contracts	Exchange[1] (Contract Symbol)	Base Date[2]	Sub-Index Base Weight (%)[3]	Contract Months

Long Sub-Index: S&P GSCI Crude Oil Excess Return Index Long Index Futures Contract: Light Sweet Crude Oil Futures	NYMEX (CL)[4]	9.9.1997	100	Monthly

Short Sub-Index: S&P 500 Stock Price Excess Return Index Short Index Futures Contract: E-mini S&P 500 Stock Price Index Futures	CME (ES)[5]	9.9.1997	100	March, June, September, December

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

Effect of Leverage

     The Fund achieves the right to a return on a capital base in excess of its equity capital by entering into derivatives (e.g., futures contracts, and if necessary, Financial Instruments) with an aggregate notional value, or “exposure,” in excess of the Fund’s net asset value. The capital base is comprised of “notional” dollars, not cash, but the effect is the same. The notional value of a futures contract that references a physical commodity, such as West Texas Intermediate Crude Oil, is the contract size (measured in fixed units of the corresponding commodity) multiplied by the market price for future delivery of the commodity. So if a contract for December delivery of 1,000 barrels of West Texas Intermediate Crude Oil has a market price of $90, the notional value of the contract is $90,000 (1,000 contract size x $90 market price). For a financial futures contract such as an E-mini Standard & Poor’s 500 Stock Price Index™ Futures, the contract size is a number of fixed dollars, or $50 for the E-mini Standard & Poor’s 500 Stock Price Index™ Futures contract. So if the market price for December expiration of the E-mini Standard & Poor’s 500 Stock Price Index™ Futures is $1,300, the notional value of the contract is $65,000 (e.g. $50 contract size x $1,300 market price). It is referred to as a “notional” value because it does not exist physically; it exists only hypothetically as the subject of an agreement between the parties to the contract.

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

Substitute Futures and Financial Instruments

     In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the period from February 22, 2011 to June 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

     Performance Summary

     This Report covers the three months ended June 30, 2011 and the period from February 22, 2011 to March 31, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FOL”.

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

     The section “Summary of S&P Crude Oil-Equity Spread Total Return Index and Sub-Index Returns for the three months ended June 30, 2011 and the period from February 22, 2011 to March 31, 2011” below provides an overview of the changes in the closing levels of S&P Crude Oil-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

     The following table highlights the results of the S&P Crude Oil-Equity Spread Total Return Index and its Sub-Indexes for the three months ended June 30, 2011 and the period from February 22, 2011 to June 30, 2011.

Summary of S&P Crude Oil-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended June 30, 2011	Period from February 22, 2011 to June 30, 2011

Index: S&P Crude Oil-Equity Spread Total Return Index	-11.94%	-3.67%

Long Sub-Index: S&P GSCI Crude Oil Excess Return Index	-12.08%	-2.77%

Short Sub-Index: E-mini S&P 500® Futures Excess Return Index	0.02%	0.87%

3-Month United States Treasury Obligations	0.012%	0.023%

     Pursuant to the rules and regulations of the 34 Act, the above table discloses the change in levels of the Index and the Sub-Indexes for the period covered by this Report. However, the Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either + 200% or –200%) the return of the Index for that period. Due to a number of reasons as described throughout this Report, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index Calculation Time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an Index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis. The Fund also is riskier than similarly benchmarked exchange-traded funds that do not use leverage. Accordingly, the Fund may not be suitable for all investors and should be used only by knowledgeable investors who understand the potential consequences of seeking daily leveraged investment results. Shareholders should actively monitor their investments. Additionally, the Fund’s fees and expenses are paid first out of interest income from the Fund’s holdings of U.S. Treasury bills on deposit with the Commodity Broker as margin or otherwise. As a result of the Fund’s fees and expenses, unless the Fund’s income from its futures trading exceed the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Index.

Net Asset Value

     Net asset value means the total assets of the Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized gain or loss on open futures contracts, Financial Instruments (if any), and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. Subject to the next paragraph, all open futures contracts traded on a United States exchange are calculated at their then current market value, which are based upon the settlement price for that particular futures contract traded on the applicable United States exchange on the date with respect to which net asset value is being determined; provided, that if a futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the fair value of such position for such day. Subject to the next paragraph, the current fair value of all open futures contracts traded on a non-United States exchange, to the extent applicable, are based upon the settlement price for that particular futures contract traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a futures contract traded on a non-United States exchange, to the extent applicable, could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the pos ition could have been liquidated will be the basis for determining the fair value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s futures brokerage account, if applicable, will be accrued at least monthly. The amount of any distribution will be a liability of the Fund from the day when the distribution is declared until it is paid.

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

     A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, at June 30, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities bear to shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a re asonable time, the broker may close out the Fund’s position.

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

Cash Flows

     The primary cash flow activity of the Fund originates from Authorized Participants through the issuance of Shares of the Fund. This cash is invested into the Fund where it may be used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index that the Fund is attempting to track.

Operating Activities

     Net cash flow used for operating activities was $5,012,955 for the period from February 22, 2011 to June 30, 2011. This amount includes cash held by the broker of $4,808,498 as reflected in the Statement of Financial Condition.

Financing Activities

     The Fund’s net cash flow provided by financing activities was $5,025,802 for the period from February 22, 2011 to June 30, 2011 consisting of $10,085,273 from the sale of Shares to Authorized Participants and $5,059,471 paid on the redemption of Shares by Authorized Participants.

Results of Operations

     The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FOL”.

     The Fund seeks to track approximately +200% of the daily return of the S&P Crude Oil-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. oil and large-cap U.S. equity market segments primarily by establishing a leveraged long position in the S&P GSCI Crude Oil Excess Return IndexTM Futures (the “Crude Oil Index Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”) (collectively, the “Index Futures Contracts”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FOL NAV to FOL Market Value for the three months ended June 30, 2011” and “Comparison of Per Share FOL NAV to FOL Market Value for the period February 24, 2011 through June 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FOL NAV to benchmark index for the three months ended June 30, 2011” and “Comparison of FOL NAV to benchmark index for the period February 24, 2011 through June 30, 2011”).

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

THE THREE MONTHS ENDED JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FOL and its NAV tracked closely for the three months ended June 30, 2011. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FOL NAV TO FOL MARKET VALUE FOR

THE PERIOD FEBRUARY 24, 2011 THROUGH JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FOL and its NAV tracked closely for the period from February 24, 2011 to June 30, 2011. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graph above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the three months ended June 30, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses has often resulted in the appearance of a premium or discount between the two values, and most recently in the appearance of a discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE PERIOD FEBRUARY 24, 2011 THROUGH JUNE 30, 2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graph above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the period February 24, 2011 through June 30, 2011. The Index returns incorporates the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses has often resulted in the appearance of a premium or discount between the two values, and most recently in the appearance of a discount. The difference is related to the combination of the market prices after the CME contract close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graph are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P Crude Oil-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the three months ended June 30, 2011 and the period from February 24, 2011 (date of initial trading of Fund Shares) to June 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 2:30 p.m. Eastern Time close of trading in the NYMEX Light Sweet Crude Oil Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 2:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Index Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 2:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

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

With respect to Index data, no representation is being made that the Index will or is likely to achieve annual or cumulative closing levels consistent with or similar to those used in the graphs above. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or the historical annual or cumulative changes in the Index closing levels. In fact, there are frequently sharp differences between the hypothetical results and the actual results subsequently achieved by investment methodologies, whether active or passive.

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated February 22, 2011, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

The Managing Owner commenced operations on November 2, 2009. The Managing Owner and its trading principals have been managing the day-to-day operations of the Fund and, if applicable, related products and managing futures accounts. Because there are limited actual trading results to compare to the Index closing levels as set forth in the graphs above, current and prospective investors should be particularly wary of placing undue reliance on the cumulative Index results as reflected in the graphs above.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

     During the three months ended June 30, 2011, the NYSE Arca market value of each Share decreased 25.00% from $27.40 per Share, representing the closing price on March 31, 2011, to $20.55 per Share, representing the closing price on June 30, 2011. The Share price high and low for the three months ended June 30, 2011 and related change from the closing Share price on March 31, 2011 was as follows: Shares traded from a high of $30.72 per Share (+12.12%) on April 8, 2011 to a low of $19.90 per Share (-27.37%) on June 27, 2011.

Fund Share Net Asset Performance

     For the three months ended June 30, 2011, the net asset value of each Share decreased (-23.85%) from $27.38 per Share to $20.85 per Share (NAV calculation methodology). For the three months ended June 30, 2011, losses in the Oil Index Futures Contract, in the E-mini S&P 500 Stock Price Index Futures Contract and fund expenses resulted in the overall decrease in the NAV per Share during the three months ended June 30, 2011.

     Net loss for the three months ended June 30, 2011, was $1,343,262, resulting from net realized losses on futures contracts of $678,744, net unrealized losses on futures contracts of $640,975 and the net investment loss of $23,543.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

Fund Share Price Performance

     During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to June 30, 2011, the NYSE Arca market value of each Share decreased 19.19% from $25.43 per Share, representing the initial trade on February 24, 2011, to $20.55 per Share, representing the closing price on June 30, 2011. The Share price high and low for the period from February 24, 2011 to June 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $30.72 per Share (+20.80%) on April 8, 2011 to a low of $19.90 per Share (-21.75%) on June 27, 2011.

Fund Share Net Asset Performance

     For the period from February 22, 2011 (commencement of investment operations) to June 30, 2011, the net asset value of each Share decreased (-16.60%) from $25.00 per Share to $20.85 per Share (NAV calculation methodology). For the period February 22, 2011 to June 30, 2011, losses in the Oil Index Futures Contract, in the E-mini S&P 500 Stock Price Index Futures Contract and fund expenses resulted in the overall decrease in the NAV per Share during the period.

     Net loss for the period February 22, 2011 to June 30, 2011, was $869,453, resulting from net realized losses on futures contracts of $191,502, net unrealized losses on futures contracts of $625,640 and the net investment loss of $52,311.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

     (b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-164756) was declared effective on February 22, 2011 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Shares began trading on the NYSE Arca on February 24, 2011.

     For the three months ended June 30, 2011, 100,000 Shares were created for $2,394,231 and 100,000 Shares were redeemed for $2,394,231. On June 30, 2011, 200,040 Shares of the Fund were outstanding for a market capitalization of $4,110,822.

     (c) The following table summarizes the redemptions by Authorized Participants for the Period February 22, 2011 through June 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three months ended June 30, 2011	100,000	$23.94
For the Period February 22, 2011 through March 31, 2011	100,000	$26.65

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Stuart J. Rosenthal

Name: Stuart J. Rosenthal
Title: Chief Executive Officer

	By:	/s/ Mary Byra

Name: Mary Byra
Dated: August 15, 2011		Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number		Page Number
Description of Document

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1