Form 10-Q
period 2012-06-30
FactorShares 2X: Oil Bull/S&P500 Bear
filed 2012-08-14
CIK 1482878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ✓ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

Indicate the number of outstanding Shares as of August 1, 2012: 100,040 Shares.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

TABLE OF CONTENTS
______________________

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Financial Condition
June 30, 2012 and December 31, 2011

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Short-term investments, at fair value (cost $309,030 and $546,008, respectively)	$309,030	$546,008
Segregated cash held by broker	931,577	1,824,092
Receivable on open futures contracts	37,620
Prepaid expenses	9,707	1,828
Total assets	$1,287,934	$2,371,928

Liabilities and shareholders’ capital

Payable on open futures contracts	$63,965	$87,197
Due to related parties	703	7,224
Accrued liabilities	100,956	130,698
Total liabilities	165,624	225,119

Shareholders’ capital

Paid-in-capital	$2,910,120	$2,910,120
Accumulated earnings/(deficit)	(1,787,810)	(763,311)
Total shareholders’ capital	1,122,310	2,146,809

Total liabilities and shareholders’ capital	$1,287,934	$2,371,928
Shares outstanding	100,040	100,040
Net asset value per share	$11.22	$21.46
Market value per share	$11.16	$21.48

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Schedule of Investments
June 30, 2012 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (27.54% of shareholders’ capital)
Money Market Funds (27.54% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 309,030	$ 309,030
Total Short-Term Investments
(Cost $309,030)				$ 309,030

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2012	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
Light Sweet Crude Oil Futures, AUG12	26	$2,171,340	$2,208,960	$ 37,620
Futures Contracts Sold
S & P 500 E Mini Index Futures, SEP12	33	$2,167,248	$2,231,213	$(63,965)

				$ (26,345)

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

FACTORSHARES 2X: OIL BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended June 30, 2012 and June 30, 2011 and the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	Three Months Ended		Six Months Ended	Period from February 22, 2011* to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment Income
Interest Income	$ -	$ 527	$ -	$ 872
Other Income	-	900	-	2,250
Total Investment Income	-	1,427	-	3,122
Expenses
Management fee	2,737	9,364	6,397	14,073
Brokerage commission and fees	716	3,592	1,663	4,785
Audit fees	24,182	22,444	44,193	46,507
Legal fees	7,944	2,396	27,179	10,990
Tax Return preparation fees	21,136	5,200	37,174	17,231
Administrative/Accounting/Custodian fees	16,259	15,291	30,092	17,296
Listing and Calculation Agent fees	2,762	4,502	5,567	4,502
Printing and Postage	13,877	4,794	17,608	6,239
Distribution fees	2,708	2,956	5,415	3,456
Insurance	3,985	3,940	8,357	4,272
Other Expenses	7,059	957	10,854	2,739
Total Expenses	103,365	75,436	194,499	132,090
Less – reduction in management fee	-	(9,364)	-	(13,150)
Less – expense reimbursement	-	(41,102)	-	(63,507)
Net Expenses	103,365	24,970	194,499	55,433
Net Investment Income (Loss)	(103,365)	(23,543)	(194,499)	(52,311)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(685,275)	(678,744)	(890,852)	(191,502)
Change in Unrealized Gain (Loss)
Futures Contracts	206,044	(640,975)	60,852	(625,640)
Net realized and unrealized gain (loss)	(479,231)	(1,319,719)	(830,000)	(817,142)
Net Income (Loss)	$ (582,596)	$ (1,343,262)	$(1,024,499)	$ (869,453)

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Changes in Shareholders’ Capital
For the Three Months ended June 30, 2012 and June 30, 2011 (unaudited)

	For the Three Months ended June 30, 2012	For the Three Months ended June 30, 2011

Shareholders’ Capital at beginning of period	$ 1,704,906	$ 5,500,611
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 100,000 shares, respectively	-	2,394,231
Redemption of -0- and 100,000 shares, respectively	-	(2,394,231)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(103,365)	(23,543)
Net realized gain/(loss)	(685,275)	(678,744)
Change in net unrealized appreciation/(depreciation)	206,044	(640,975)
Increase/(decrease) in Shareholders’ Capital from operations	(582,596)	(1,343,262)
Shareholders’ Capital at end of period	$ 1,122,310	$ 4,157,349

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Changes in Shareholders’ Capital
For the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	For the Six Months ended June 30, 2012	For the Period from February 22, 2011* to June 30, 2011

Shareholders’ Capital at beginning of period	$ 2,146,809	$ 1,000
Increase/(decrease) in Shareholders’ Capital resulting from share transactions
Addition of -0- and 400,000 shares, respectively	-	10,085,273
Redemption of -0- and 200,000 shares, respectively	-	(5,059,471)
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	5,025,802
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(194,499)	(52,311)
Net realized gain/(loss)	(890,852)	(191,502)
Change in net unrealized appreciation/(depreciation)	60,852	(625,640)
Increase/(decrease) in Shareholders’ Capital from operations	(1,024,499)	(869,453)
Shareholders’ Capital at end of period	$ 1,122,310	$ 4,157,349

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Cash Flows

For the Six Months ended June 30, 2012 and the Period from February 22, 2011* to June 30, 2011 (unaudited)

	For the Six Months ended June 30, 2012	For the Period from February 22, 2011* to June 30, 2011
Cash flows used in operating activities:
Net income/(loss)	$ (1,024,499)	$ (869,453)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale/(purchase) of investments	236,978	(180)
Accretion of discount on United States Treasury Obligations	-	(872)
Decrease/(Increase) in segregated cash balances for futures agreements	892,515	(4,808,498)
Increase in receivable on open futures contracts	(37,620)	625,640
Increase in prepaid expenses	(7,879)	-
Increase in payable on open futures contracts	(23,232)	-
Increase/(Decrease) in due to related parties	(6,521)	4,785
Increase/(Decrease) in accrued liabilities	(29,742)	76,725
Increase in due from related parties	-	(41,102)
Net cash used in operating activities	-	(5,012,955)

Cash flows provided by financing activities:
Proceeds from sale of shares	-	10,085,273
Paid on redemption of shares	-	(5,059,471)
Net cash provided by financing activities	-	5,025,802
Net decrease in cash	-	12,847
Cash, beginning of period	-	1,000
Cash, end of period	$ -	$ 13,847

* Commencement of investment operations

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited)

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

This report covers the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and the period from February 22, 2011 (commencement of operations) to June 30, 2012 (hereinafter referred to as the “Three Months Ended June 30, 2012 and June 30, 2011” and the “Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011”, respectively).

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

June 30, 2012 (unaudited) (continued)

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

June 30, 2012 (unaudited) (continued)

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

(e) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of Fund shares for the Three Months Ended June 30, 2012 was at 2:30 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 2:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Three Months Ended June 30, 2012.

Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2012 and December 31, 2011.

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

June 30, 2012 (unaudited) (continued)

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

The following tables summarize the valuation of investments at June 30, 2012 and December 31, 2011 using the fair value hierarchy:

June 30, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$309,030 a	$(26,345) b	$ 282,685
Total	-	$309,030	$(26,345)	$ 282,685

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $37,620 in Receivable on open futures contracts and $63,965 in Payable on open futures contracts in the Statements of Financial Condition.

December 31, 2011

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$546,008a	$(87,197) b	$458,811
Total	-	$546,008	$(87,197)	$458,811

a – Included in Short-term investments in the Statements of Financial Condition.

b – Included in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level III type holdings at June 30, 2012 and December 31, 2011 and during the Six Months Ended June 30, 2012 and in the Period from February 22, 2011 to December 31, 2011.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

During the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, there were no significant transfers between Level I and Level II.

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

Management of the Fund has reviewed the open tax year and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management monitors its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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

All open derivative positions at June 30, 2012 and December 31, 2011 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting period, including the primary underlying risk exposures.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

Fair Value of Derivative Instruments

As of June 30, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$ 37,620*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (63,965)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedules of Investments.

Fair Value of Derivative Instruments

As of December 31, 2011

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	-	-	Payable on open futures contracts	$ (12,810)*
Equity Risk	-	-	Payable on open futures contracts	$ (74,387)*

*Includes cumulative depreciation of futures contracts as reported in the Schedules of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(776,233)	$172,724
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$90,958	$33,320

The futures contracts open at June 30, 2012 are indicative of the activity for the Three Months Ended June 30, 2012.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(615,164)	$(709,000)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(63,580)	$68,025

The futures contracts open at June 30, 2011 are indicative of the activity for the Three Months Ended June 30, 2011.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(530,940)	$50,430
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(359,912)	$10,422

The futures contracts open at June 30, 2012 are indicative of the activity for the Six Months Ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Period From February 22, 2011 to June 30, 2011

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(231,361)	$(416,267)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$39,859	($209,373)

The futures contracts open at June 30, 2011 are indicative of the activity for the Period from February 22, 2011 to June 30, 2011.

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

The reduction in management fee, pursuant to the undertaking, amounted to $9,364 and $13,150 for the Three Months Ended June 30, 2011 and the Period from February 22, 2011 to June 30, 2011, respectively.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

The Distributor is paid an annual fee of up to $12,000 by the Fund and a monthly fee of up to 0.005% per annum of the Fund’s average monthly net asset value. The distribution fees amounted to $2,708 and $2,956 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $5,415 and $3,456 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively, as disclosed in the Statements of Operations.

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

The brokerage commission and fees amounted to $716 and $3,592 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $1,663 and $4,785 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively, as disclosed in the Statements of Operations.

(e) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $620 and $622 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $1,247 and $879 for the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, respectively, which are included in Other Expenses in the Statements of Operations.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(f) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $103,365 and $75,436 for the Three Months Ended June 30, 2012 and June 30, 2011, respectively, and $194,499 and $132,090 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively.

The reimbursement of Fund expenses, pursuant to the undertaking (as discussed in Note 4a), amounted to $41,102 and $63,507, respectively, for the Three Months Ended June 30, 2011 and for the Period from February 22, 2011 to June 30, 2011, respectively.

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

For the Three Months Ended June 30, 2012 and June 30, 2011, and for the Six Months Ended June 30, 2011 and the Period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

(h) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and June 30, 2011 and for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, the Fund did not incur any such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund earned $-0- and $900, respectively, in AP transaction fees for the Three Months Ended June 30, 2012 and June 30, 2011, respectively and $-0- and $2,250 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(b) Share Transactions

There were no Share Transactions during the Three Months Ended March 31, 2012.

There were no Share Transactions during the Six Months Ended June 30, 2012.

Summary of Share Transactions for the Three Months Ended June 30, 2011

	Shares	Paid in Capital
Shares Sold	100,000	$ 2,394,231
Shares Redeemed	(100,000)	(2,394,231)
Net Increase/(Decrease)	-0-	$ -0-

Summary of Share Transactions for the Period from February 22, 2011 to June 30, 2011

	Shares	Paid in Capital
Shares Sold	400,000	$10,085,273
Shares Redeemed	(200,000)	(5,059,471)
Net Increase/(Decrease)	200,000	$ 5,025,802

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and June 30, 2011 and for the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The net investment income/(loss) and expense ratios have been annualized. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Six Months Ended	Period from February 22, 2011 to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$ 17.04	$ 27.50	$ 21.46	$ 25.00
Net investment income/(loss)	(1.03)	(0.12)	(1.94)	(0.25)
Net realized and unrealized gain/(loss)	(4.79)	(6.60)	(8.30)	(3.97)
Net income/(loss)	(5.82)	(6.72)	(10.24)	(4.22)
Net asset value per Share, end of period	$ 11.22	$ 20.78	$ 11.22	$ 20.78
Market value per Share, end of period	$ 11.16	$ 20.55	$ 11.16	$ 22.55
Ratios to average Net Assets (a)
Expense ratio (b)	28.33%	2.00%	22.80%	2.95%
Expense ratio before waiver / reimbursement	28.33%	6.04%	22.80%	7.04%
Net investment income (loss)	(28.33)%	(1.89)%	(22.80)%	(2.79)%
Total Return, at net asset value (c)	(34.15)%	(24.44)%	(47.72)%	(16.88)%(d)
Total Return, at market value (c)	(35.64)%	(25.00)%	(48.04)%	(19.19)%(d)

a	Percentages are annualized.
b	For the period March 4, 2011 through July 17, 2011 Fund expenses had been capped at 2% of average net assets. For the period July 18, 2011 through July 31, 2011 fund expenses had been capped at 2.99% of average net assets. See Note 4(a).
c	Percentages are not annualized.
d	Net Asset Value (NAV) returns are calculated from when the Fund began investment operations (February 22, 2011), while returns based on Market Value are calculated from the date shares were initially listed and publicly available (February 24, 2011).

(11)	Subsequent Events

On June 1, 2012, Factor Advisors Holding Co., LLC, Factor Advisors, LLC and Factor Capital Management, LLC, the Managing Owner of the Fund, entered into a definitive Purchase and Sale Agreement with GENCAP Ventures, LLC, a Texas limited liability company, pursuant to which GENCAP Ventures, LLC will become the sole member and owner of Factor Advisors, LLC, subject to the satisfaction of certain conditions. Factor Advisors, LLC is the sole member and owner of Factor Capital Management, LLC. Factor Capital Management, LLC has exclusive power and authority to manage the business and affairs of the Fund.

GENCAP Ventures, LLC is indirectly wholly-owned and controlled by Esposito Private Equity Group, a Texas-based private equity investment firm.

GENCAP Ventures, LLC acquired Factor Advisors, LLC from Factor Advisors Holding Co., LLC in consideration of rights to participate in certain future revenues of GENCAP Ventures, LLC, including the management fee paid by the Fund to the Managing Owner.

The transaction discussed above closed on July 16, 2012, constituting a change of control of the Fund.

As a result of this transaction, GENCAP Ventures, LLC is the sole Member and owner of Factor Advisors, LLC.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2012 (unaudited) (continued)

The Fund evaluated the need for additional disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as mentioned above.

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011. The Fund commenced investment operations on February 22, 2011 and Fund Shares commenced trading on the NYSE Arca, Inc. (the “NYSE Arca”) on February 24, 2011 and trades under the symbol “FOL”.

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

The section “Summary of S&P Crude Oil-Equity Spread Total Return Index and Sub-Index Returns for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011” below provides an overview of the changes in the closing levels of S&P Crude Oil-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P Crude Oil-Equity Spread Total Return Index and its Sub-Indexes for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 22, 2011 to June 30, 2011.

Summary of S&P Crude Oil-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Period from February 22, 2011 to June 30, 2011
Index: S&P Crude Oil-Equity Spread Total Return Index	(15.96)%	(11.94)%	(24.92)%	(3.67)%
Long Sub-Index: S&P GSCI Crude Oil Excess Return Index	(18.52)%	(12.08)%	(19.33)%	(2.77)%
Short Sub-Index: E-mini S&P 500® Futures Excess Return Index	(2.84)%	0.02%	7.63%	0.87%
3-Month United States Treasury Obligations	0.019%	0.012%	0.026%	0.023%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of June 30, 2012 and December 31, 2011, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities bear to shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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
31

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

Operating Activities

Net cash flow used in operating activities was $-0- and $5,012,955 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively. At June 30, 2012 and December 31, 2011, segregated cash held by the broker was $931,577 and $1,824,092, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $5,025,802 for the Six Months Ended June 30, 2012 and for the Period from February 22, 2011 to June 30, 2011, respectively. Net cash flow for the Period from February 22, 2011 to June 30, 2011 consisted of $10,085,273 from the sale of Shares to Authorized Participants and $5,059,471 paid on the redemption of Shares by Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FOL”.

The Fund seeks to track approximately +200% of the daily return of the S&P Crude Oil-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. oil and large-cap U.S. equity market segments primarily by establishing a leveraged long position in the S&P GSCI Crude Oil Excess Return IndexTM Futures (the “Crude Oil Index Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”) (collectively, the “Index Futures Contracts”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FOL NAV to FOL Market Value for the Three Months Ended June 30, 2012 and June 30, 2011” and “Comparison of Per Share FOL NAV to FOL Market Value for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 to June 30, 2011”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FOL NAV to benchmark index for the Three Months Ended June 30, 2012 and June 30, 2011” and “Comparison of FOL NAV to benchmark index for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 through June 30, 2011”).

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

COMPARISON OF PER SHARE FOL NAV TO FOL MARKET VALUE FOR

THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

$19.00
$18.00
$17.00
$16.00
$15.00
$14.00
$13.00
$12.00
$11.00
$10.00
$9.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FOL Closing Price
FOL NAV

06/30/2012

33.00
31.00
29.00
27.00
25.00
23.00
21.00
19.00
03/31
04/05
04/08
04/13
04/18
04/21
04/27
05/02
05/05
05/10
05/13
05/18
05/23
05/26
06/01
06/06
06/09
06/14
06/17
06/22
06/27
06/30
FOL Closing Price
FOL NAV

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FOL and its NAV tracked closely for the Three Months Ended June 30, 2012 and June 30, 2011. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FOL NAV TO FOL MARKET VALUE FOR

THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FEBRUARY 24, 2011 TO JUNE 30, 2011

$25.00
$23.00
$21.00
$19.00
$17.00
$15.00
$13.00
$11.00
$9.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FOL Closing Price
FOL NAV

06/30/2012

$33.00
$31.00
$29.00
$27.00
$25.00
$23.00
$21.00
$19.00
02/22
02/28
03/04
03/10
03/16
03/22
03/28
04/01
04/07
04/13
04/19
04/26
05/02
05/06
05/12
05/18
05/24
05/31
06/06
06/10
06/16
06/22
06/28
FOL Closing Price
FOL NAV

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FOL and its NAV tracked closely for the Six Months Ended June 30, 2012 and the Period from February 24, 2011 to June 30, 2011. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
03/30
04/03
04/05
04/10
04/12
04/17
04/19
04/23
04/25
04/27
05/01
05/03
05/07
05/09
05/11
05/15
05/17
05/21
05/23
05/25
05/30
06/01
06/05
06/07
06/11
06/13
06/15
06/19
06/21
06/25
06/27
06/29
FOL NAV (rebased)
S&P Crude Oil - Equity Spread Total Return Index (rebased)

06/30/2012

115.00
110.00
105.00
100.00
95.00
90.00
85.00
80.00
75.00
70.00
03/31
04/05
04/08
04/13
04/18
04/21
04/27
05/02
05/05
05/10
05/13
05/18
05/23
05/26
06/01
06/06
06/09
06/14
06/17
06/22
06/27
06/30
FOL NAV (rebased)
S&P Crude Oil - Equity Spread Total Return Index (rebased)

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compares the 2X leveraged return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended June 30, 2012 and June 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses has often resulted in the appearance of a premium or discount between the two values, and most recently in the appearance of a discount. The difference is related to the combination of the market prices at NYMEX light sweet crude oil market close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE SIX MONTHS ENDED JUNE 30, 2012 AND THE PERIOD FEBRUARY 24, 2011 TO JUNE 30, 2011

110.00
100.00
90.00
80.00
70.00
60.00
50.00
40.00
12/30
01/06
01/12
01/19
01/25
01/31
02/06
02/10
02/16
02/23
02/29
03/06
03/12
03/16
03/22
03/28
04/03
04/10
04/17
04/23
04/27
05/03
05/09
05/15
05/21
05/25
06/01
06/07
06/13
06/19
06/25
06/29
FOL NAV (rebased)
S&P Crude Oil - Equity Spread Total Return Index (rebased)

06/30/2012

125.00
120.00
115.00
110.00
105.00
100.00
95.00
90.00
85.00
80.00
75.00
02/22
02/28
03/04
03/10
03/16
03/22
03/28
04/01
04/07
04/13
04/19
04/26
05/02
05/06
05/12
05/18
05/24
05/31
06/06
06/10
06/16
06/22
06/28
FOL NAV (rebased)
S&P Crude Oil - Equity Spread Total Return Index (rebased)

06/30/2011

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

The graphs above compare the 2X leveraged return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Six Months Ended June 30, 2012 and the Period February 24, 2011 to June 30, 2011. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P500 stock price index futures contract, plus fund expenses has often resulted in the appearance of a premium or discount between the two values, and most recently in the appearance of a discount. The difference is related to the combination of the market prices at the NYMEX light sweet crude oil market close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P Crude Oil-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended June 30, 2012 and June 30, 2011 and the Six Months Ended June 30, 2012 and the Period from February 24, 2011 (date of initial trading of Fund Shares) to June 30, 2011. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 2:30 p.m. Eastern Time close of trading in the NYMEX Light Sweet Crude Oil Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 2:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Index Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 2:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of fund expenses.

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

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated July 16, 2012, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

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

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either +200% or -200%) the return of the Index for that period. Due to a number of reasons as described elsewhere in this Quarterly Report and throughout the Fund’s Prospectus dated July 16, 2012, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index calculation time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis.

FOR THE THREE MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 35.64% from $17.34 per Share, representing the closing price as of March 31, 2012, to $11.16 per Share, representing the closing price as of June 30, 2012. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the closing Share price as of March 31, 2012 was as follows: Shares traded from a high of $18.20 per Share (+4.96%) on April 17, 2012 to a low of $9.98 per Share (-42.45%) on June 28, 2012.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 34.20% from $17.02 per Share to $11.20 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended June 30, 2012, losses in the Oil Index Futures Contracts and fund expenses more than offset gains in the E-mini S&P 500 Stock Price Index Futures Contracts resulting in the overall decrease in the NAV per Share during the period.

Net loss for the Three Months Ended June 30, 2012, was $582,596, resulting from net realized losses on futures contracts of $685,275, net unrealized gains on futures contracts of $206,044 and the net investment loss of $103,365.

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

During the three months ended June 30, 2011, the NYSE Arca market value of each Share decreased 25.00% from $27.40 per Share, representing the closing price on March 31, 2011, to $20.55 per Share, representing the closing price on June 30, 2011. The Share price high and low for the three months ended June 30, 2011 and related change from the closing Share price on March 31, 2011 was as follows: Shares traded from a high of $31.42 per Share (+14.67%) on April 8, 2011 to a low of $19.83 per Share (-27.63%) on June 27, 2011.

Fund Share Net Asset Performance

For the three months ended June 30, 2011, the net asset value of each Share decreased (-23.85%) from $27.38 per Share to $20.85 per Share (NAV calculation methodology). For the three months ended June 30, 2011, losses in the Oil Index Futures Contracts, in the E-mini S&P 500 Stock Price Index Futures Contracts and fund expenses resulted in the overall decrease in the NAV per Share during the three months ended June 30, 2011.

Net loss for the three months ended June 30, 2011, was $1,343,262, resulting from net realized losses on futures contracts of $678,744, net unrealized losses on futures contracts of $640,975 and the net investment loss of $23,543.

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 48.04% from $21.48 per Share, representing the closing price on December 31, 2011, to $11.16 per Share, representing the closing price on June 30, 2011. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the initial Share price on December 31, 2011 was as follows: Shares traded from a high of $22.67 per Share (+5.54%) on January 5, 2012 to a low of $9.98 per Share (-53.54%) on June 28, 2012.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 47.71% from $21.42 per Share to $11.20 per Share (NAV calculation methodology). For the Six Months Ended June 30, 2012, losses in the Oil Index Futures Contracts and in the E-mini S&P 500 Stock Price Index Futures Contracts as well as fund expenses contributed to an overall decrease in the NAV per Share during the period.

Net loss for the Six Months Ended June 30, 2012, was $1,024,499, resulting from net realized losses on futures contracts of $890,852, net unrealized gains on futures contracts of $60,852 and the net investment loss of $194,499.

FOR THE PERIOD FROM FEBRUARY 22, 2011 TO JUNE 30, 2011

Fund Share Price Performance

During the period from February 24, 2011 (commencement of Shares trading on the NYSE Arca) to June 30, 2011, the NYSE Arca market value of each Share decreased 19.19% from $25.43 per Share, representing the initial trade on February 24, 2011, to $20.55 per Share, representing the closing price on June 30, 2011 . The Share price high and low for the period from February 24, 2011 to June 30, 2011 and related change from the initial Share price on February 24, 2011 was as follows: Shares traded from a high of $31.42 per Share (+23.55%) on April 8, 2011 to a low of $19.83 per Share (-22.02%) on June 27, 2011.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Currency exchange rates;
•	Investment and trading activities of mutual funds, hedge funds and currency funds;
•	Global or regional political, economic or financial events and situations as currently experienced by several countries in Europe and in the Gulf States;
•	Supply and demand changes which influence the foreign exchange rates of various currencies, but most significantly the U.S. dollar;
•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;
•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.
•	Because the Fund invests in the Oil Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.
•	Because the Fund invests approximately half of its portfolio in the Oil Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the Oil Index Futures Contracts, which may adversely affect the value of your Shares.
•	To the extent that the underlying index of the Oil Index Futures Contracts is concentrated in a single commodity, such concentration may amplify the potentially adverse effects upon the Fund.
•	The Fund is subject to commodity exchange risk, which means that certain actions or inactions by the issuers of the exchange may be adverse to the value of the Oil Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.
•	Changes in the commodities and/or equity markets may adversely affect the value of the Fund, and in turn, the value of your Shares.
•	Price fluctuations of equity securities such as U.S. Large Cap Equities may affect the value of the Equity Index Futures Contract, and ultimately, the value of your Shares.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Samuel Masucci III, its Principal Executive Officer, and Mary Byra, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report, and, based upon that evaluation, Samuel Masucci III and Mary Byra, the Chief Executive Officer and the Principal Financial Officer, respectively, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since we filed the Amendment to our Registration Statement on Form S-1, file No. 333-164756, dated July 16, 2012.

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

For the Three Months Ended June 30, 2012, there were no Shares created or redeemed. On June 30, 2012, 100,040 Shares of the Fund were outstanding for a market capitalization of $1,116,446.

(c) The following table summarizes the redemptions by Authorized Participants for the Three Months Ended June 30, 2012 and June 30, 2011:

	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	-	-
Three Months Ended June 30, 2011	100,000	$23.94

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: August 14, 2012		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1