Form 10-Q
period 2013-03-31
FactorShares 2X: Oil Bull/S&P500 Bear
filed 2013-05-15
CIK 1482878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of outstanding Shares as of May 1, 2013: 200,040 Shares.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

TABLE OF CONTENTS
______________________

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Financial Condition
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Short-term investments, at fair value (cost $912,356 and $1,065,241, respectively)	$912,356	$1,065,241
Segregated cash held by broker	597,481	726,206
Receivable on open futures contracts	154,510	209,360
Prepaid expenses	12,405	1,950
Prepaid expenses to related party	60,500	-
Total assets	$1,737,252	$2,002,757

Liabilities and shareholders’ capital
Payable on open futures contracts	$49,198	$20,576
Due to related parties	7,634	3,978
Accrued liabilities	78,422	71,175
Total liabilities	135,254	95,729

Shareholders’ capital
Paid-in-capital	$3,823,418	$3,823,418
Accumulated earnings/(deficit)	(2,221,420)	(1,916,390)
Total shareholders’ capital	1,601,998	1,907,028

Total liabilities and shareholders’ capital	$1,737,252	$2,002,757
Shares outstanding	200,040	200,040
Net asset value per share	$8.01	$9.53
Market value per share	$8.00	$9.69

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR Schedule of Investments March 31, 2013 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (56.95% of shareholders’ capital)
Money Market Funds (56.95% of shareholder’s capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 912,356	$ 912,356
Total Short-Term Investments
(Cost $912,356)				$ 912,356

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at March 31, 2013	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
Light Sweet Crude Oil Futures, MAY13	33	$3,054,080	$3,208,590	$ 154,510
Futures Contracts Sold
S & P 500 E Mini Index Futures, JUN13	41	$3,154,337	$3,203,535	$ (49,198)

				$ 105,312

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

FACTORSHARES 2X: OIL BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended March 31, 2013 and March 31, 2012 (unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Investment Income	$-	$-
Total Investment Income	-	-
Expenses
Management fee	3,203	3,660
Brokerage commission and fees	779	947
Audit fees	14,863	20,011
Legal fees	2,829	19,235
Tax Return preparation fees	18,500	16,038
Administrative/Accounting/Custodian fees	20,400	13,833
Listing and Calculation Agent fees	2,676	2,805
Printing and Postage	4,395	3,731
Distribution fees	6,671	2,707
Insurance	4,701	4,372
PFO Support Services	8,474	1,400
Transfer Agent Fees	1,074	1,160
CCO Services	3,938	-
Other Expenses	1,109	1,235
Total Expenses	93,612	91,134
Net Investment Income/(Loss)	(93,612)	(91,134)

Net Realized and Unrealized Gain/(Loss) on Investment Activity
Net Realized Gain/(Loss)
Futures Contracts	(127,946)	(205,577)
Change in Unrealized Gain/(Loss)
Futures Contracts	(83,472)	(145,192)
Net realized and unrealized gain/(loss)	(211,418)	(350,769)
Net Income/(Loss)	$(305,030)	$(441,903)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Changes in Shareholders’ Capital
For the Three Months ended March 31, 2013 and March 31, 2012 (unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Shareholders’ Capital at beginning of period	$1,907,028	$2,146,809
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(93,612)	(91,134)
Net realized gain/(loss)	(127,946)	(205,577)
Change in net unrealized appreciation/(depreciation)	(83,472)	(145,192)
Increase/(decrease) in Shareholders’ Capital from operations	(305,030)	(441,903)
Shareholders’ Capital at end of period	$1,601,998	$1,704,906

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR Statements of Cash Flows For the Three Months ended March 31, 2013 and March 31, 2012 (unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows used in operating activities:
Net income/(loss)	$(305,030)	$(441,903)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale/(purchase) of investments	152,885	116,792
Decrease/(Increase) in segregated cash balances for futures agreements	128,725	206,524
Decrease in receivable on open futures contracts	54,850	-
Increase in prepaid expenses	(10,455)	(8,388)
Increase in prepaid expenses to related party	(60,500)	-
Increase/(Decrease) in payable on open futures contracts	28,622	145,192
Increase in due to related parties	3,656	8,032
Increase/(Decrease) in accrued liabilities	7,247	(26,249)
Net cash used in operating activities	-	-

Cash flows provided by financing activities:	-	-
Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited)

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

The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FOL”.

This report covers the three months ended March 31, 2013 and the three months ended March 31, 2012 (hereinafter referred to as the “Three Months Ended March 31, 2013 and March 31, 2012”).

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

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

The accompanying financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the financial statements have been made. Interim period results are not necessarily indicative of results for a full year period.

(b) Reclassification

Certain amounts in the prior period have been reclassified to conform to current period presentation.

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

March 31, 2013 (unaudited) (continued)

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

(f) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of fund shares for the Three Months Ended March 31, 2013 was at 2:30 p.m. Eastern Time.

Although the Fund’s Shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 2:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Three Months Ended March 31, 2013.

Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at March 31, 2013 and December 31, 2012.

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

March 31, 2013 (unaudited) (continued)

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

The following tables summarize the valuation of investments at March 31, 2013 and December 31, 2012 using the fair value hierarchy:

March 31, 2013

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$912,356a	$105,312 b	$1,017,668
Total	-	$912,356	$105,312	$1,017,668

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $154,510 in Receivable on open futures contracts and $49,198 in Payable on open futures contracts in the Statements of Financial Condition.

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$1,065,241 a	$188,784 b	$1,254,025
Total	-	$1,065,241 a	$ 188,784	$1,254,025

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $209,360 in Receivable on open futures contracts and $20,576 in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or Level III type holdings at March 31, 2013 and December 31, 2012 and during the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

During the Three Months Ended March 31, 2013 and the Year ended December 31, 2012, there were no significant transfers between Level I and Level II.

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

Management of the Fund has reviewed the open tax years (2010 through 2012) and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, management will monitor its tax positions taken to determine if adjustments to its conclusions are necessary based on factors including, but not limited to, further implementation of guidance expected from the Financial Accounting Standards Board and on-going analysis of tax law, regulation, and interpretations thereof.

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

All open derivative positions at March 31, 2013 and December 31, 2012 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including the primary underlying risk exposures related to each investment type.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

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

Fair Value of Derivative Instruments

As of March 31, 2013

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$ 154,510*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (49,198)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$ 209,360*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (20,576)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ 198,290	$ (54,850)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ (326,236)	$ (28,622)

The futures contracts open at March 31, 2013 are indicative of the activity for the Three Months Ended March 31, 2013.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended March 31, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ 245,293	$ (122,294)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ (450,870)	$ (22,898)

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

(b) The Administrator, Transfer Agent and Custodian

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

(c) The Distributor

Esposito Securities, LLC (the “Distributor”), an affiliate of the Managing Owner, provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund with certain functions and duties relating to distribution and marketing services to the Fund, including reviewing and approving marketing materials and certain regulatory compliance matters. The Distributor also assists with the processing of creation and redemption orders.

Prior to January 1, 2013 an unaffiliated third party was providing substantially identical distribution services to the Fund.

The Distributor is paid an annual fee of $5,000 by the Fund and a monthly fee of up to 0.025% per annum of the Fund’s average monthly net asset value subject to a $1,800 monthly minimum. The distribution fees amounted to $6,671 and $2,707 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively, as disclosed in the Statements of Operations.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

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

The brokerage commission and fees amounted to $779 and $947 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively, as disclosed in the Statements of Operations.

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

Pursuant to a service agreement dated January 1, 2013 between the Managing Owner and ESP, the Managing Owner, on behalf of the Fund, has entered into an agreement for ESP to provide Chief Compliance Officer (“CCO”) services to the Fund. For CCO services, ESP is paid an annual fee of $16,000 for 2013 by the Fund. The CCO services fee for 2012 was incurred by the Managing Owner and paid to an unaffiliated third party service provider.

For tax service provider services, ESP is paid an annual fee of $75,000 for 2013 and $50,000 for 2012 by the Fund. The tax return preparation fees amounted to $18,500 and $16,038 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,474 and $1,400 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively. The PFO support services fees for the Three Months Ended March 31, 2012 were paid to an unaffiliated third party service provider.

The CCO service fees amounted to $3,938 and $-0- for the Three Months Ended March 31, 2013 and March 31, 2012, respectively.

At March 31, 2013, the Fund has paid $75,000 to ESP for 2013 service fees payable for tax services. Of this amount, $56,500 is included in the Statements of Financial Condition in Prepaid Expenses to Related Party at March 31, 2013. This amount is being amortized and charged to operations ratably throughout the year ending December 31, 2013. In addition, at March 31, 2013, the Fund has paid $8,000 to ESP for CCO services fees through June 30, 2013, of which $4,000 is for the quarter ending June 30, 2013. This amount is included in the Statements of Financial Condition in Prepaid Expenses to Related Party at March 31, 2013 and such amount is being amortized and charged to operations ratably throughout the quarter ending June 30, 2013.

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $625 and $625 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively, and are included in Other Expenses in the Statements of Operations.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $93,612 and $91,134 for the Three Months Ended March 31, 2013 and March 31, 2012, respectively.

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

For the Three Months Ended March 31, 2013 and March 31, 2012, the Fund did not incur any such expenses.

(i) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2013 and March 31, 2012, the Fund did not incur any such expenses.

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

(a) Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended March 31, 2013 and March 31, 2012.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

(b) Share Transactions

There were no Share Transactions during the Three Months Ended March 31, 2013 and March 31, 2012.

(6) Risk

(a) Correlation Risk

The Fund does not seek to achieve its stated investment objective over a period of time greater than one day because daily rebalancing and mathematical compounding prevents the Fund from achieving such results. Accordingly, results over periods of time greater than one day should not be expected to be a simple multiple of twice that of the periodic return of the corresponding benchmark and will likely differ significantly.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2013, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2013 and March 31, 2012. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Asset Value
Net asset value per Share, beginning of period	$ 9.53	$ 21.46
Net investment income/(loss)	(0.47)	(0.91)
Net realized and unrealized gain/(loss)	(1.05)	(3.51)
Net income/(loss)	(1.52)	(4.42)
Net asset value per Share, end of period	$ 8.01	$ 17.04
Market value per Share, end of period	$ 8.00	$ 17.34
Ratios to average Net Assets
Expense ratio (a)	21.92%	21.24%
Net investment income (loss)	(21.92)%	(21.24)%
Total Return, at net asset value(b)	(15.95)%	(20.60)%
Total Return, at market value(b)	(17.44)%	(19.27)%

a	Percentages are annualized.
b	Percentages are not annualized.

(11) New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have an effect on the Company’s financial condition, results of operations, or cash flows.

(12) Going Concern

The Managing Owner of the Fund, Factor Capital Management, LLC, is indirectly wholly owned and controlled by Esposito Private Equity Group (“EPEG”). The Managing Owner is dependent on EPEG for capital investments to support its ongoing operations. Currently, EPEG has committed to fund the Managing Owner through the end of 2013. Thereafter there is no commitment from EPEG for any additional funding. As a result, there is significant doubt as to the Managing Owner’s ability to continue as a going concern.

This uncertainty raises substantial doubt about the Fund’s ability to continue as a going concern, primarily due to the Fund’s operational dependence on the services provided to the Fund by the Managing Owner.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

March 31, 2013 (unaudited) (continued)

The Managing Owner is actively seeking other capital partners to maintain operations. If the Managing Owner is unable to secure the necessary capital to sustain its operations it will look to transfer the management of the Fund to another suitable Commodity Pool Operator (“CPO”). If the Managing Owner is unable to transfer the Fund to another CPO it will liquidate the Fund in a timely manner.

(13) Subsequent Events

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended March 31, 2013 and March 31, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended March 31, 2013 and March 31, 2012. The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FOL”.

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

The section “Summary of S&P Crude Oil-Equity Spread Total Return Index and Sub-Index Returns for the Three Months Ended March 31, 2013 and March 31, 2012” below provides an overview of the changes in the closing levels of the S&P Crude Oil-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P Crude Oil-Equity Spread Total Return Index and its Sub-Indexes for the Three Months Ended March 31, 2013 and March 31, 2012.

Summary of S&P Crude Oil-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Index: S&P Crude Oil-Equity Spread Total Return Index	(5.59)%	(8.31)%
Long Sub-Index: S&P GSCI Crude Oil Excess Return Index	4.30%	3.15%
Short Sub-Index: E-mini S&P 500® Futures Excess Return Index	10.41%	12.51%
3-Month United States Treasury Obligations	0.0163%	0.008%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of March 31, 2013 and December 31, 2012, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities bear to shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used in operating activities was $-0- and $-0- for the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012, respectively. At March 31, 2013 and December 31, 2012, segregated cash held by the broker was $597,481 and $726,206, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $-0- for the Three Months Ended March 31, 2013 and March 31, 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FOL”.

The Fund seeks to track approximately +200% of the daily return of the S&P Crude Oil-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. oil and large-cap U.S. equity market segments primarily by establishing a leveraged long position in the S&P GSCI Crude Oil Excess Return IndexTM Futures (the “Crude Oil Index Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”) (collectively, the “Index Futures Contracts”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FOL NAV to FOL Market Value for the Three Months Ended March 31, 2013 and March 31, 2012”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FOL NAV to benchmark index for the Three Months Ended March 31, 2013 and March 31, 2012”).

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

THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

03/31/2013

03/31/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The per Share market value of FOL and its NAV tracked closely for the Three Months Ended March 31, 2013 and March 31, 2012. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012

03/31/2013

03/31/2012

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

The graphs above compares the 2X leveraged return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended March 31, 2013 and March 31, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses has often resulted in the appearance of a premium or discount between the two values. The difference is related to the combination of the market prices at NYMEX light sweet crude oil market close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P Crude Oil-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended March 31, 2013 and March 31, 2012. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 2:30 p.m. Eastern Time close of trading in the NYMEX Light Sweet Crude Oil Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 2:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Index Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 2:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of Fund expenses.

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

No hypothetical record can completely account for the impact of financial risk in actual trading, including those described in the “Risk Factors” set forth elsewhere in this Quarterly Report and in the Fund’s prospectus dated May 1, 2013, related to the relevant market segments in general or to the implementation of the Fund’s efforts to track the Index over time which cannot be, and have not been, accounted for in the preparation of the Index information set forth in the graphs above, all of which can adversely affect actual performance results for the Fund. Furthermore, the Index information does not involve financial risk or account for the impact of fees and costs associated with the Fund.

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

The Fund seeks investment results for a single day only, not for longer periods. This means that the return of the Fund for a period longer than a single trading day will be the result of each day’s returns compounded over the period, which will very likely differ from approximately twice (either +200% or -200%) the return of the Index for that period. Due to a number of reasons as described elsewhere in this Quarterly Report and throughout the Fund’s Prospectus dated May 1, 2013, including, but not limited to, mathematical compounding, daily rebalancing, the differences between the NAV Calculation Time and the Index calculation time, leverage and volatility, the Fund will not track its Index for a period longer than a single trading day and may experience tracking error intra-day. In periods of higher market volatility, the volatility of an index may be at least as important to the Fund’s return over any period as the changes in the levels of the Index. The Fund is different from most exchange-traded funds in that the Fund seeks leveraged returns and only on a daily basis.

FOR THE THREE MONTHS ENDED MARCH 31, 2013

Fund Share Price Performance

During the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share decreased 17.44% from $9.69 per Share, representing the closing price as of December 31, 2012, to $8.00 per Share, representing the closing price as of March 31, 2013. The Share price high and low for the Three Months Ended March 31, 2013 and related change from the closing Share price as of December 31, 2012 were as follows: Shares traded from a high of $9.53 per Share (-1.65%) on January 22, 2013 to a low of $7.39 per Share (-23.74%) on March 11, 2013.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2013, the net asset value of each Share decreased 16.94% from $9.68 per Share to $8.04 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended March 31, 2013, losses in the E-mini S&P 500 Stock Price Index Futures and Fund expenses more than offset gains in the Oil Index Futures Contracts resulting in the overall decrease in the NAV per Share during the period.

Net loss for the Three Months Ended March 31, 2013, was $305,030, resulting from net realized losses on futures contracts of $127,946, net unrealized losses on futures contracts of $83,472 and the net investment loss of $93,612.

FOR THE THREE MONTHS ENDED MARCH 31, 2012

Fund Share Price Performance

During the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share decreased 19.27% from $21.48 per Share, representing the closing price as of December 31, 2011, to $17.34 per Share, representing the closing price as of March 31, 2012. The Share price high and low for the Three Months Ended March 31, 2012 and related change from the closing Share price as of December 31, 2011 were as follows: Shares traded from a high of $22.67 per Share (+5.54%) on January 5, 2012 to a low of $17.13 per Share (-20.25%) on March 30, 2012.

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

Several factors may affect the price of the Index Futures Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds;

•	Global or regional political, economic or financial events and situations as currently experienced by several countries in Europe and in the Middle East;

•	Supply and demand changes which influence the foreign exchange rates of various currencies, but most significantly the U.S. dollar;

•	Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;

•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and

•	Expectations among market participants that a currency’s value soon will change.

•	Because the Fund invests in the Oil Index Futures Contracts, the Fund is subject to the risks inherent in an investment in any equity security. If an event occurs that adversely affects the equity security market in light of your investment, the value of your Shares may also be adversely affected.

•	Because the Fund invests approximately half of its portfolio in the Oil Index Futures Contracts, the Fund is subject to the non-diversification risks associated with the Oil Index Futures Contracts, which may adversely affect the value of your Shares.

•	To the extent that the underlying index of the Oil Index Futures Contracts is concentrated in a single commodity, such concentration may amplify the potentially adverse effects upon the Fund.

•	The Fund is subject to commodity exchange risk, which means that certain actions or inactions by the issuers of the exchange may be adverse to the value of the Oil Index Futures Contracts, which would adversely affect the value of the Fund, and ultimately, the value of your Shares.

•	Changes in the commodities and/or equity markets may adversely affect the value of the Fund, and in turn, the value of your Shares.

•	Price fluctuations of equity securities such as U.S. Large Cap Equities may affect the value of the Equity Index Futures Contract, and ultimately, the value of your Shares.

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

The Managing Owner of the Fund, Factor Capital Management, LLC, is indirectly wholly owned and controlled by Esposito Private Equity Group (“EPEG”). The Managing Owner is dependent on EPEG for capital investments to support its ongoing operations. Currently, EPEG has committed to fund the Managing Owner through the end of 2013. Thereafter there is no commitment from EPEG for any additional funding. As a result, there is significant doubt as to the Managing Owner’s ability to continue as a going concern.

This uncertainty raises substantial doubt about the Fund’s ability to continue as a going concern, primarily due to the Fund’s operational dependence on the services provided to the Fund by the Managing Owner.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since we filed the Amendment to our Registration Statement on Form S-1, file No. 333-164756, dated May 1, 2013.

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

For the Three Months Ended March 31, 2013 and March 31, 2012, there were no Shares created or redeemed. On March 31, 2013, 200,040 Shares of the Fund were outstanding for a market capitalization of $1,600,320.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

By: Factor Capital Management, LLC,
its Managing Owner

By:/s/ Samuel Masucci III
Name: Samuel Masucci III
Title: Principal Executive Officer

By:/s/ Mary Byra
Name: Mary Byra
Title: Principal Financial Officer

Dated: May 15, 2013

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