Form 10-Q
period 2013-06-30
FactorShares 2X: Oil Bull/S&P500 Bear
filed 2013-08-14
CIK 1482878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of outstanding Shares as of August 1, 2013: 200,040 Shares.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

TABLE OF CONTENTS
______________________

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR Statements of Financial Condition June 30, 2013 and December 31, 2012
	June 30, 2013 (unaudited)	December 31, 2012
Assets
Short-term investments, at fair value (cost $4,078 and $1,065,241, respectively)	$4,078	$1,065,241
Segregated cash held by broker	1,301,159	726,206
Receivable on open futures contracts	47,319	209,360
Prepaid expenses	7,985	1,950
Prepaid expense to related party	37,866	-
Total assets	$1,398,407	$2,002,757
Liabilities and shareholders’ capital
Payable on open futures contracts	$-	$20,576
Due to related parties	2,216	3,978
Accrued liabilities	53,427	71,175
Total liabilities	55,643	95,729
Shareholders’ capital
Paid-in-capital	$3,823,418	$3,823,418
Accumulated earnings/(deficit)	(2,480,654)	(1,916,390)
Total shareholders’ capital	1,342,764	1,907,028

Total liabilities and shareholders’ capital	$1,398,407	$2,002,757
Shares outstanding	200,040	200,040
Net asset value per share	$6.71	$9.53
Market value per share	$6.66	$9.69

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR Schedule of Investments June 30, 2013 (unaudited)

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (0.30% of shareholders’ capital)
Money Market Funds (0.30% of shareholders’ capital)
JP Morgan 100% U.S. Treasury Securities Money Market Fund Capital			$ 4,078	$ 4,078
Total Short-Term Investments
(Cost $4,078)				$ 4,078

DESCRIPTION	Number of Contracts	Fair Value at Trade Date	Fair Value at June 30, 2013	Unrealized Appreciation/ (Depreciation)
U.S. Futures
Futures Contracts Purchased
Light Sweet Crude Oil Futures, AUG13	28	$2,692,578	$2,703,680	$ 11,102
Futures Contracts Sold
S & P 500 E Mini Index Futures, SEP13	33	$2,675,062	$2,638,845	$ 36,217

				$ 47,319

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Schedule of Investments
December 31, 2012

DESCRIPTION			Principal Amount	Fair Value
Short-Term Investments (55.86% of shareholders’ capital)
Money Market Funds (55.86% of shareholders’ capital)
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

FACTORSHARES 2X: OIL BULL/ S&P500 BEAR
Statements of Operations
For the Three Months ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment Income
Interest Income	$ -	$ -	$ -	$ -
Total Investment Income	-	-	-	-
Expenses
Management fee	2,507	2,737	5,710	6,397
Brokerage commission and fees	647	716	1,426	1,663
Audit fees	17,373	24,182	32,236	44,193
Legal fees	19,384	7,944	22,213	27,179
Tax Return preparation fees	18,692	21,136	37,192	37,174
Administrative/Accounting/Custodian fees	20,679	16,259	41,079	30,092
Listing and Calculation Agent fees	2,762	2,762	5,438	5,567
Printing and Postage	6,187	13,877	10,582	17,608
Distribution fees	6,629	2,708	13,300	5,415
Insurance	5,209	3,985	9,910	8,357
PFO Support Services	8,975	4,600	17,449	6,000
Transfer agent fees	1,101	1,137	2,175	2,297
CCO Fees	4,052	-	7,990	-
Other Expenses	1,370	1,322	2,479	2,557
Total Expenses	115,567	103,365	209,179	194,499
Net Investment Income (Loss)	(115,567)	(103,365)	(209,179)	(194,499)

Net Realized and Unrealized Gain (Loss) on Investment Activity
Net Realized Gain (Loss)
Futures Contracts	(85,674)	(685,275)	(213,620)	(890,852)
Change in Unrealized Gain (Loss)
Futures Contracts	(57,993)	206,044	(141,465)	60,852
Net realized and unrealized gain (loss)	(143,667)	(479,231)	(355,085)	(830,000)
Net Income (Loss)	$ (259,234)	$ (582,596)	$ (564,264)	$ (1,024,499)

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Changes in Shareholders’ Capital
For the Three Months ended June 30, 2013 and June 30, 2012 (unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Shareholders’ Capital at beginning of period	$ 1,601,998	$ 1,704,906
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(115,567)	(103,365)
Net realized gain/(loss)	(85,674)	(685,275)
Change in net unrealized appreciation/(depreciation)	(57,993)	206,044
Increase/(decrease) in Shareholders’ Capital from operations	(259,234)	(582,596)
Shareholders’ Capital at end of period	$ 1,342,764	$ 1,122,310

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR
Statements of Changes in Shareholders’ Capital
For the Six Months ended June 30, 2013 and June 30, 2012 (unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Shareholders’ Capital at beginning of period	$ 1,907,028	$ 2,146,809
Increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Net increase/(decrease) in Shareholders’ Capital resulting from share transactions	-	-
Increase/(decrease) in Shareholders’ Capital from operations
Net investment income/(loss)	(209,179)	(194,499)
Net realized gain/(loss)	(213,620)	(890,852)
Change in net unrealized appreciation/(depreciation)	(141,465)	60,852
Increase/(decrease) in Shareholders’ Capital from operations	(564,264)	(1,024,499)
Shareholders’ Capital at end of period	$ 1,342,764	$ 1,122,310

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR Statements of Cash Flows For the Six Months ended June 30, 2013 and June 30, 2012 (unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows used in operating activities:
Net income/(loss)	$ (564,264)	$ (1,024,499)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Net sale/(purchase) of investments	1,061,163	236,978
Decrease/(Increase) in segregated cash balances for futures agreements	(574,953)	892,515
Increase/(Decrease) in receivable on open futures contracts	162,041	(37,620)
Increase in prepaid expenses	(6,035)	(7,879)
Increase in prepaid expenses to related party	(37,866)	-
Decrease in payable on open futures contracts	(20,576)	(23,232)
Decrease in due to related parties	(1,762)	(6,521)
Decrease in accrued liabilities	(17,748)	(29,742)
Net cash used in operating activities	-	-

Cash flows provided by financing activities:	-	-
Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

See accompanying notes to unaudited financial statements.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited)

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

The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FOL”.

This report covers the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 (hereinafter referred to as the “Three Months Ended June 30, 2013 and June 30, 2012” and “Six Months Ended June 30, 2013 and June 30, 2012”).

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

June 30, 2013 (unaudited) (continued)

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

June 30, 2013 (unaudited) (continued)

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

(f) Final Net Asset Value for Fiscal Period

The calculation time of the Fund’s final net asset value for creation and redemption of fund shares for the Six Months Ended June 30, 2013 was at 2:30 p.m. Eastern Time.

Although the Fund’s shares may continue to trade on secondary markets subsequent to the calculation of the final NAV, the 2:30 p.m. Eastern Time represents the final opportunity to transact in creation or redemption units for the Six Months Ended June 30, 2013.

Fair value per share is determined at the close of the NYSE Arca and may be later than when the Fund’s NAV per share is calculated.

For financial reporting purposes, the Fund values transactions based upon the final closing price in their primary markets. Accordingly, the investment valuations in these financial statements differ from those used in the calculation of the Fund’s final creation/redemption NAV at June 30, 2013 and December 31, 2012.

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

June 30, 2013 (unaudited) (continued)

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

The following tables summarize the valuation of investments at June 30, 2013 and December 31, 2012 using the fair value hierarchy:

June 30, 2013

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$4,078a	$47,319 b	$51,397
Total	-	$4,078	$47,319	$51,397

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $47,319 in Receivable on open futures contracts in the Statements of Financial Condition.

December 31, 2012

	U.S. Government Treasury Obligations	Short-Term Investments	Futures Contracts	Total
Level I – Quoted Prices	-	$1,065,241 a	$188,784 b	$1,254,025
Total	-	$1,065,241	$ 188,784	$1,254,025

a – Included in Short-term investments in the Statements of Financial Condition.

b – Includes $209,360 in Receivable on open futures contracts and $20,576 in Payable on open futures contracts in the Statements of Financial Condition.

There were no Level II or Level III type holdings at June 30, 2013 and December 31, 2012 and during the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

During the Six Months Ended June 30, 2013 and the Year ended December 31, 2012, there were no significant transfers between Level I and Level II.

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

All open derivative positions at June 30, 2013 and December 31, 2012 for the Fund are disclosed in the Schedules of Investments and the notional value of these open positions relative to shareholders’ capital of the Fund is generally representative of the notional value of open positions to shareholders’ capital throughout the reporting periods for the Fund. The volume associated with derivative positions varies on a daily basis as the Fund transacts in derivative contracts in order to achieve the appropriate exposure, as expressed in notional value, in comparison to shareholders’ capital consistent with the Fund’s investment objective.

Following is a description of the derivative instruments used by the Fund during the reporting periods, including the primary underlying risk exposures related to each investment type.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

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

Fair Value of Derivative Instruments

As of June 30, 2013

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$ 11,102*	-	-
Equity Risk	Receivable on open futures contracts	$ 36,217*	-	-

*Includes cumulative appreciation of futures contracts as reported in the Schedule of Investments.

Fair Value of Derivative Instruments

As of December 31, 2012

	Asset Derivatives		Liability Derivatives
Derivatives	Statement of Financial Condition	Unrealized Appreciation	Statement of Financial Condition	Unrealized Depreciation
Commodities Risk	Receivable on open futures contracts	$ 209,360*	-	-
Equity Risk	-	-	Payable on open futures contracts	$ (20,576)*

*Includes cumulative appreciation/depreciation of futures contracts as reported in the Schedule of Investments.

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$84,238	$(143,408)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(169,912)	$85,415

The futures contracts open at June 30, 2013 are indicative of the activity for the Three Months Ended June 30, 2013.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

The Effect of Derivative Instruments on the Statement of Operations

For the Three Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ (776,233)	$ 172,724
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ 90,958	$ 33,320

The futures contracts open at June 30, 2012 are indicative of the activity for the Three Months Ended June 30, 2012.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2013

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$282,528	$(198,258)
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$(496,148)	$56,793

The futures contracts open at June 30, 2013 are indicative of the activity for the Six Months Ended June 30, 2013.

The Effect of Derivative Instruments on the Statement of Operations

For the Six Months Ended June 30, 2012

Derivatives	Location of Gain (Loss) on Derivatives	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Commodities Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ (530,940)	$ 50,430
Equity Risk	Net realized gain/(loss) on futures contracts and/or Change in unrealized gain/(loss) on futures contracts	$ (359,912)	$ 10,422

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

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

The Distributor is paid an annual fee of $5,000 by the Fund and a monthly fee of up to 0.025% per annum of the Fund’s average monthly net asset value subject to a $1,800 monthly minimum. The distribution fees amounted to $6,629 and $2,708 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $13,300 and $5,415 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

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

The brokerage commission and fees amounted to $647 and $716 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $1,426 and $1,663 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

For tax service provider services, ESP is paid an annual fee of $75,000 for 2013 and $50,000 for 2012 by the Fund. The tax return preparation fees amounted to $18,692 and $21,136 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $37,192 and $37,174 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, as disclosed in the Statements of Operations.

For PFO support services, ESP is paid an annual fee of $35,000 by the Fund. The PFO support services fees amounted to $8,975 and $4,600 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $17,449 and $6,000 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively. The PFO support services fees for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 were paid to an unaffiliated third party service provider.

The CCO service fees amounted to $4,052 and $-0- for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $7,990 and $-0- for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

At June 30, 2013, the Fund has paid $75,000 to ESP for 2013 service fees payable for tax services. Of this amount, $37,808 is included in the Statements of Financial Condition in Prepaid Expense to Related Party at June 30, 2013. This amount is being amortized and charged to operations ratably throughout the year ending December 31, 2013.

(f) The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund (the “Trustee”) serves as the sole trustee of the Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. Under the Trust Agreement, the Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee does not owe any other duties to the Fund, the Managing Owner or the Shareholders of the Fund. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner. The trustee fees amounted to $625 and $620 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $1,250 and $1,247 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively, and are included in Other Expenses in the Statements of Operations.

(g) Routine Offering, Operational, Administrative and Other Ordinary Expenses

The Fund pays all of the routine offering, operational, administrative and other ordinary expenses, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, Administrator, Custodian, Transfer Agent and Distributor, legal and accounting fees and expenses, tax return preparation expenses, filing fees, and printing, mailing and duplication costs. The routine offering, operational, administrative and other ordinary expenses amounted to $115,567 and $103,365 for the Three Months Ended June 30, 2013 and June 30, 2012, respectively, and $209,179 and $194,499 for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

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

For the Three Months Ended June 30, 2013 and June 30, 2012, and the Six Months Ended June 30, 2013 and June 30, 2012, the Fund did not incur any such expenses.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

(i) Extraordinary Fees and Expenses

The Fund will pay all extraordinary fees and expenses, if any. Extraordinary fees and expenses are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2013 and June 30, 2012, and the Six Months Ended June 30, 2013 and June 30, 2012, the Fund did not incur any such expenses.

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

(a)	Transaction Fees on Creation and Redemption Transactions

In connection with orders to create and redeem one or more Baskets, an Authorized Participant is required to pay a transaction fee, or AP Transaction Fee, of $500 per order, of which $50 goes directly to the Custodian and $450 is paid to the Fund and is recorded as Other Income in the Statements of Operations. The AP Transaction Fees are paid by the Authorized Participants and not by the Fund. The Fund did not earn any AP transaction fees for the Three Months Ended June 30, 2013 and June 30, 2012, and for the Six Months Ended June 30, 2013 and June 30, 2012.

(b)	Share Transactions

There were no Share Transactions during the Three Months Ended June 30, 2013 and June 30, 2012 and during the Six Months Ended June 30, 2013 and June 30, 2012.

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

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

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

(8) Indemnifications

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2013, the Fund had not received any claims or incurred any losses pursuant to these agreements and expects the risk of such losses to be remote.

(9) Termination

The term of the Fund is perpetual unless terminated earlier in certain circumstances as described in the Prospectus.

FACTORSHARES 2X: OIL BULL/S&P500 BEAR

Notes to Financial Statements

June 30, 2013 (unaudited) (continued)

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2013 and June 30, 2012 and for the Six Months Ended June 30, 2013 and June 30, 2012. The net investment income/(loss) and expense ratios are calculated using average net assets. The net asset value presentation is calculated by dividing the Fund’s net assets by the average daily number of Shares outstanding. The total return is based on the change in net asset value or market value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of their transactions in Fund Shares.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Asset Value
Net asset value per Share, beginning of period	$ 8.01	$ 17.04	$ 9.53	$ 21.46
Net investment income/(loss)	(0.58)	(1.03)	(1.05)	(1.94)
Net realized and unrealized gain/(loss)	(0.72)	(4.79)	(1.77)	(8.30)
Net income/(loss)	(1.30)	(5.82)	(2.82)	(10.24)
Net asset value per Share, end of period	$ 6.71	$ 11.22	$ 6.71	$ 11.22
Market value per Share, end of period	$ 6.66	$ 11.16	$ 6.66	$ 11.16
Ratios to average Net Assets (a)
Expense ratio	34.57%	28.33%	27.47%	22.80%
Net investment income (loss)	(34.57)%	(28.33)%	(27.47)%	(22.80)%
Total Return, at net asset value (b)	(16.23)%	(34.15)%	(29.59)%	(47.72)%
Total Return, at market value (b)	(16.75)%	(35.64)%	(31.27)%	(48.04)%

a	Percentages are annualized.
b	Percentages are not annualized.

(11) New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offering Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have an effect on the Fund’s financial condition, results of operations, or cash flows.

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

June 30, 2013 (unaudited) (continued)

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

Substitute Futures and Financial Instruments

In the event the Fund reaches position limits imposed by the CFTC or a futures exchange with respect to an Index Futures Contract, the Managing Owner, may in its commercially reasonable judgment, cause the Fund to invest in Substitute Futures or Financial Instruments referencing the particular Index Futures Contract, or Financial Instruments not referencing the particular Index Futures Contract, if such instruments tend to exhibit trading prices or returns that correlate with the Index or any Index Futures Contract and will further the investment objective of the Fund. The term “Substitute Futures” refers to futures contracts other than the specific Index Futures Contracts that underlie the applicable Index that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. The term “Financial Instruments” refers to forward agreements and swaps that the Managing Owner expects will tend to exhibit trading prices or returns that generally correlate with an Index Futures Contract. To the extent practicable, the Fund will invest in swaps cleared through the facilities of a centralized clearing house. The Fund may also invest in Substitute Futures or Financial Instruments if the market for a specific Index Futures Contract experiences emergencies (such as a natural disaster, terrorist attack or an act of God) or disruptions (such as a trading halt or flash crash) that prevent the Fund from obtaining the appropriate amount of investment exposure to the affected Index Futures Contract. For the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012, the Fund had not invested in Financial Instruments (including forwards).

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

Performance Summary

This report covers the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012. The Fund commenced investment operations on February 22, 2011. The Fund Shares trade on the NYSE Arca, Inc. (the “NYSE Arca”) under the symbol “FOL”.

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

The section “Summary of S&P Crude Oil-Equity Spread Total Return Index and Sub-Index Returns for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012” below provides an overview of the changes in the closing levels of the S&P Crude Oil-Equity Spread Total Return Index by disclosing the change in closing levels of the Index itself and each underlying Sub-Index plus 3-month United States Treasury Obligation returns. Please note that the Fund’s objective is to track the Index and the Fund does not attempt to outperform or underperform the Index.

The following table highlights the results of the S&P Crude Oil-Equity Spread Total Return Index and its Sub-Indexes for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012.

Summary of S&P Crude Oil-Equity Spread Total Return Index and

Sub-Index Returns

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Index: S&P Crude Oil-Equity Spread Total Return Index	(4.18)%	(15.96)%	(9.54)%	(24.92)%
Long Sub-Index: S&P GSCI Crude Oil Excess Return Index	(1.52)%	(18.52)%	2.72%	(19.33)%
Short Sub-Index: E-mini S&P 500® Futures Excess Return Index	2.69%	(2.84)%	13.38%	7.63%
3-Month United States Treasury Obligations	0.017%	0.019%	0.033%	0.026%

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

A significant portion of the net asset value of the Fund is held in cash, which is used as margin for the Fund’s trading in futures contracts. Although the following percentages may vary substantially over time, as of June 30, 2013 and December 31, 2012, substantially all of the net asset value of the Fund has been placed in segregated accounts in the name of the Fund with the Commodity Broker in the form of cash to margin positions of all futures contracts combined. The percentage that 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities bear to shareholders’ capital of the Fund varies from day to day as the market values of the underlying portfolio of the Fund changes. Such funds are segregated pursuant to CFTC rules. “Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. Margin requirements are computed each day by the Commodity Broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the Commodity Broker. The Fund will meet a margin call by either liquidating an appropriate amount of 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities, as applicable, or satisfy the margin call with cash. If the Fund does not have a sufficient amount of cash or 3-month U.S. Treasury bills and other high credit quality short-term fixed income securities to satisfy the margin call, the Fund will be required to liquidate its holdings in Index Futures Contracts. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position.

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

Operating Activities

Net cash flow used in operating activities was $-0- and $-0- for the Six Months Ended June 30, 2013 and the June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, segregated cash held by the broker was $1,301,159 and $726,206, respectively, as reflected in the Statements of Financial Condition.

Financing Activities

The Fund’s net cash flow provided by financing activities was $-0- and $-0- for the Six Months Ended June 30, 2013 and June 30, 2012, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012 AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

The Fund commenced investment operations on February 22, 2011 at $25.00 per Share. The Fund’s Shares have been trading on the NYSE Arca since February 24, 2011 under the symbol “FOL”.

The Fund seeks to track approximately +200% of the daily return of the S&P Crude Oil-Equity Spread Total Return Index (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and, if applicable, other high credit quality short-term fixed income securities over the expenses of the Fund. The Fund seeks to track the spread, or the difference in daily returns, between the U.S. oil and large-cap U.S. equity market segments primarily by establishing a leveraged long position in the S&P GSCI Crude Oil Excess Return IndexTM Futures (the “Crude Oil Index Futures Contract”), and a leveraged short position in the E-mini Standard and Poor’s 500 Stock Price Index Futures (the “Equity Index Futures Contract”) (collectively, the “Index Futures Contracts”). The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graphs “Comparison of Per Share FOL NAV to FOL Market Value for the Three Months Ended June 30, 2013 and June 30, 2012” and “Comparison of Per Share FOL NAV to FOL Market Value for the Six Months Ended June 30, 2013 and June 30, 2012”) and (ii) the Fund’s NAV (as reflected by the graphs “Comparison of FOL NAV to benchmark index for the Three Months Ended June 30, 2013 and June 30, 2012” and “Comparison of FOL NAV to benchmark index for the Six Months Ended June 30, 2013 and June 30, 2012”).

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

THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

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

The per Share market value of FOL and its NAV tracked closely for the Three Months Ended June 30, 2013 and June 30, 2012. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF PER SHARE FOL NAV TO FOL MARKET VALUE FOR

THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

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

The per Share market value of FOL and its NAV tracked closely for the Six Months Ended June 30, 2013 and June 30, 2012. The NAV for FOL is calculated daily at 2:30 p.m. Eastern Time in conjunction with the close of the open outcry market on the NYMEX market of the CME futures exchange. The FOL shares continue to trade on the NYSE Arca exchange until 4:00 p.m. Eastern Time.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE THREE MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

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

The graphs above compares the 2X leveraged return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended June 30, 2013 and June 30, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses has often resulted in the appearance of a premium or discount between the two values. The difference is related to the combination of the market prices at NYMEX light sweet crude oil market close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

COMPARISON OF FOL NAV TO BENCHMARK INDEX FOR

THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012

06/30/2013

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

The graphs above compares the 2X leveraged return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Six Months Ended June 30, 2013 and June 30, 2012. The Index returns incorporate the closing price of the S&P futures leg of the spread index as of the 4:15 p.m. Eastern Time close of the E-mini S&P 500 stock price index futures contracts while the NAV price for FOL reflects the E-mini S&P 500 stock price index futures contracts as of the close of the NYMEX light sweet crude oil contract at 2:30 p.m. Eastern Time. The difference in valuation between the NAV calculation time and the Index calculation time of the E-mini S&P 500 stock price index futures contract, plus Fund expenses has often resulted in the appearance of a premium or discount between the two values. The difference is related to the combination of the market prices at NYMEX light sweet crude oil market close, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of Fund expenses.

* both lines in the graphs are shown with a starting base value of 100 for comparison purposes.

Additional Legend

S&P Crude Oil-Equity Spread Total Return Index is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

The graphs above compares the 2X leverage return of FOL with the single beta benchmark index returns for the S&P Crude Oil-Equity Spread Total Return Index for the Three Months Ended June 30, 2013 and June 30, 2012 and the Six Months Ended June 30, 2013 and June 30, 2012. Both lines in the graphs above are shown with a starting base value of 100 to permit comparison of the Fund’s NAV to its benchmark index. Subject to the following paragraphs, the Index returns incorporate the closing price of the E-mini S&P 500 Stock Price Index Futures contracts as of their 4:15 p.m. Eastern Time closing price while the daily NAV calculation for the Fund reflects the last reported price of these futures contracts before the 2:30 p.m. Eastern Time close of trading in the NYMEX Light Sweet Crude Oil Futures contracts. The difference in the futures contract price of the E-mini S&P 500 Stock Price Index Futures contracts between the 2:30 p.m. Eastern Time NAV calculation time of the Fund, and the actual 4:15 p.m. Eastern Time closing price of the E-mini S&P 500 Stock Price Index Futures contracts, plus Fund expenses, often results in the appearance of a premium or a discount between the two values. The difference is actually related to the combination of the change in market prices of the E-mini S&P 500 Stock Price Index Futures contracts after the 2:30 p.m. Eastern Time Fund NAV calculation, the 2X multiple of FOL’s NAV and the cumulative impact on NAV of Fund expenses.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

During the Three Months Ended June 30, 2013, the NYSE Arca market value of each Share decreased 16.75% from $8.00 per Share, representing the closing price as of March 31, 2013, to $6.66 per Share, representing the closing price as of June 30, 2013. The Share price high and low for the Three Months Ended June 30, 2013 and related change from the closing Share price as of March 31, 2013 were as follows: Shares traded from a high of $8.00 per Share (0%) on April 1, 2013 to a low of $6.07 per Share (-24.13%) on May 30, 2013.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2013, the net asset value of each Share decreased 17.29% from $8.04 per Share to $6.65 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Three Months Ended June 30, 2013, losses in the Oil Index Futures Contracts, losses in the E-mini S&P 500 Stock Price Index Futures and Fund expenses resulted in the overall decrease in the NAV per Share during the period.

Net loss for the Three Months Ended June 30, 2013, was $259,234, resulting from net realized losses on futures contracts of $85,674, net unrealized losses on futures contracts of $57,993 and the net investment loss of $115,567.

FOR THE THREE MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 35.64% from $17.34 per Share, representing the closing price as of March 31, 2012, to $11.16 per Share, representing the closing price as of June 30, 2012. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the closing Share price as of March 31, 2012 were as follows: Shares traded from a high of $18.20 per Share (+4.96%) on April 17, 2012 to a low of $9.98 per Share (-42.45%) on June 28, 2012.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2013

Fund Share Price Performance

During the Six Months Ended June 30, 2013, the NYSE Arca market value of each Share decreased 31.27% from $9.69 per Share, representing the closing price as of December 31, 2012, to $6.66 per Share, representing the closing price as of June 30, 2013. The Share price high and low for the Six Months Ended June 30, 2013 and related change from the closing Share price as of December 31, 2012 were as follows: Shares traded from a high of $9.53 per Share (-1.65%) on January 22, 2013 to a low of $6.07 per Share (-37.36%) on May 30, 2013.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2013, the net asset value of each Share decreased 31.30% from $9.68 per Share to $6.65 per Share (NAV calculation methodology as described in the notes to the financial statements). For the Six Months Ended June 30, 2013, losses in the E-mini S&P 500 Stock Price Index Futures and Fund expenses more than offset gains in the Oil Index Futures Contracts resulting in the overall decrease in the NAV per Share during the period.

Net loss for the Six Months Ended June 30, 2013, was $564,264, resulting from net realized losses on futures contracts of $213,620, net unrealized losses on futures contracts of $141,465 and the net investment loss of $209,179.

FOR THE SIX MONTHS ENDED JUNE 30, 2012

Fund Share Price Performance

During the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 48.04% from $21.48 per Share, representing the closing price on December 31, 2011, to $11.16 per Share, representing the closing price on June 30, 2012. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the closing Share price on December 31, 2011 were as follows: Shares traded from a high of $22.67 per Share (+5.54%) on January 5, 2012 to a low of $9.98 per Share (-53.54%) on June 28, 2012.

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

For the Six Months Ended June 30, 2013 and June 30, 2012, there were no Shares created or redeemed. On June 30, 2013, 200,040 Shares of the Fund were outstanding for a market capitalization of $1,332,266.

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

FACTORSHARES 2X: S&P500 BULL/USD BEAR

	By:	Factor Capital Management, LLC,
its Managing Owner

	By:	/s/ Samuel Masucci III
		Name:	Samuel Masucci III
		Title:	Principal Executive Officer

	By:	/s/ Mary Byra
		Name:	Mary Byra
Dated: August 14, 2013		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2
31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1